Form 10-K
period 2002-12-31
CITIFINANCIAL MORTGAGE SECURITIES INC
filed 2003-03-31
CIK 1102620

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

                 [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

                   For the Fiscal Year Ended December 31, 2002

                             Commission file number:
                                    333-31964

                     CitiFinancial Mortgage Securities Inc.
            (Issuer in respect of the REMIC Pass-Through Certificates
                       Series 2002-1 (the "Certificates")
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                       Delaware                     52-2207681
            -------------------------------     ----------------
            (State or other jurisdiction of     (I.R.S. Employer
            incorporation or organization)      Identification No.)

                   300 St. Paul Place
                  Baltimore, Maryland                 21202
            -------------------------------         ----------
            (Address of principal executive         (Zip Code)
             offices)

Registrant's telephone number, including area code: (410) 332-3607.
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:  Certificates

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.      Yes  X     No
                                                  -----     -----

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. NOT APPLICABLE

      Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2).           Yes     .  No  X  .
                                                  -----     -----

      State the aggregate market value of the voting stock held by non-affiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked priced of such stock, as of a specified date within 60 days prior to the date of filing. NOT APPLICABLE

Introductory note: This Annual Report on Form 10-K is filed in the manner described in various "no-action" letters issued by the Office of the General Counsel from time to time. Accordingly, responses to certain items have been omitted from or modified in this Annual Report.

                                     PART I

Item 1.  Business

         The sole business of CitiFinancial Mortgage Securities Inc. ("CFMSI") is the issuance of mortgage-backed securities, each series of which represents the entire beneficial interest in a segregated pool of subprime one- to four-family mortgage loans, as described in its Registration Statement on Form S-3 (No. 333-31964).

Item 2.  Properties

         Not applicable.

Item 3.  Legal Proceedings.

         The Registrant knows of no material pending legal proceedings involving either the trust evidenced by the Certificates, the Registrant, the Servicer (CitiFinancial Mortgage Company, Inc.), or the Trustee (The Bank of New York) with respect to such trust, other than routine litigation incidental to the business of each such person.

Item 4.  Submission of Matters to a Vote of Security-Holders.

         None.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         (a) To the best of Registrant's knowledge, there is no established public trading market for the Certificates.

         (b) As of December 31, 2002, the number of holders of the Certificates was as follows:

                                             Number of
                    Series                   Holders
                    ------                   ---------
                    2002-1                      31

Item 6.  Selected Financial Data.

         Omitted.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

         Omitted.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

         Omitted.

Item 8.  Financial Statements and Supplementary Data.

         Not applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

         Omitted.

Item 11. Executive Compensation.

         Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         Omitted.

Item 13. Certain Relationships and Related Transactions.

         Omitted.

Item 14. Controls and Procedures.

         Omitted.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         (a)      Exhibits

          1 Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act. (Exhibit 99(a)(1)).

          2       Independent Accountants' Report(Exhibit 99(a)(2)).

          3       Management Assertion (Exhibit 99(a)(3).

         (b)      Current Reports on Form 8-K

                  The Registrant filed the following Current Reports on Form 8-K during the fiscal year ended December 31, 2002 and through the date hereof relating to the REMIC Pass-Through Certificates Series 2002-1:

    Series              Date of Report
    ------              --------------

    CFMSI 2002-1        September 25, 2002, November 25, 2002, December 26, 2002
                        and January 27, 2003


          The above Reports set forth under Item 5 thereof are (a) the Computational Materials (as defined in the no-action letter dated May 20, 1994 issued by the Securities and Exchange Commission to Kidder Peabody Acceptance Corporation-I, Kidder Peabody & Co. Incorporated and Kidder Structured Asset Corporation) and/or Structural Term Sheets (as defined in the no-action letter dated February 17, 1995 issued by the Securities and Exchange Commission to the Public Securities Association) that are required to be filed pursuant to such letters, (b) the "Collateral Term Sheets" relating to the Series of Certificates and (c) the monthly servicer's reports.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  CITIFINANCIAL MORTGAGE SECURITIES INC.
                                  (Registrant)


                                  By:/s/ Michael J. Tarpley
                                     ------------------------
                                  Name:  Michael J. Tarpley
                                  Title: Assistant Secretary


Dated:  March 31, 2003


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March __, 2003 by the following persons on behalf of the Registrant in the capacities indicated.

         Signature                                   Capacity
         ---------                                   --------

/s/ Harry D. Goff                           President and a Director
-------------------------                  (Principal Executive Officer)
   (Harry D. Goff)



                                                     Director
-------------------------
    (David Lowman)



  /s/ Mary McDowell                    Senior Vice President, Treasurer and
-------------------------             Director (Principal Accounting Officer)
(Principal Financial Officer
    (Mary McDowell)

                                  EXHIBIT INDEX


Exhibit No.

99(a)(1)          Certification pursuant to Section 302(a) of the
                  Sarbanes-Oxley Act.
99(a)(2)          Independent Accountants' Report
99(a)(3)          Management Assertion