Form 10-K
period 2003-12-31
CITIFINANCIAL MORTGAGE SECURITIES INC
filed 2004-03-30
CIK 1102620

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

                 [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

                   For the Fiscal Year Ended December 31, 2003

                            Commission file numbers:
                                    333-31964
                                   333-109143

                     CitiFinancial Mortgage Securities Inc.
        (Issuer in respect of the REMIC Pass-Through Certificates Series
         2002-1, 2003-1, 2003-2, 2003-3 and 2003-4 (the "Certificates"))
        ----------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                       Delaware                     52-2207681
            -------------------------------     ----------------
            (State or other jurisdiction of     (I.R.S. Employer
            incorporation or organization)      Identification No.)

                   300 St. Paul Place
                  Baltimore, Maryland                  21202
        ----------------------------------------    ----------
        (Address of principal executive offices)    (Zip Code)


Registrant's telephone number, including area code: (410) 332-3607
                                                    --------------

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

      Indicate by check mark whether the Registrant is an accelerated filer
(as defined in Exchange Act Rule 12b-2).   Yes       No   X
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



                                     PART I

Item 1.  Business

         The sole business of CitiFinancial Mortgage Securities Inc. ("CFMSI") is the issuance of mortgage-backed securities, each series of which represents the entire beneficial interest in a segregated pool of subprime one- to four-family mortgage loans, as described in its Registration Statements on Form S-3 (Nos. 333-31964 and 333-109143).


Item 2.  Properties

         The Annual Statement of Compliance for the Registrant's REMIC Pass-Through Certificates, included as Exhibit 99(a)(2), which provides information on the mortgaged properties.


Item 3.  Legal Proceedings.

         The Registrant knows of no material pending legal proceedings involving either any trust evidenced by the Certificates, the Registrant, the Servicer (CitiFinancial Mortgage Company, Inc.), or the Trustees with respect to such trust, other than routine litigation incidental to the business of each such person.


Item 4.  Submission of Matters to a Vote of Security-Holders.

         None.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         (a) To the best of Registrant's knowledge, there is no established public trading market for the Certificates.

         (b) As of December 31, 2002, the number of holders of the Certificates was as follows:

                                                                 Number of
                    Series                                        Holders
                    ------                                       ---------
                    2002-1                                          29
                    2003-1                                          13
                    2003-2                                          18
                    2003-3                                          25
                    2003-4                                          32


Item 6.  Selected Financial Data.

         Omitted.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

         Omitted.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

         Omitted.


Item 8.  Financial Statements and Supplementary Data.

         The Annual Independent Accountants' Report and the management's assertion letter for the Registrant's REMIC Pass-Through Certificates included herein as Exhibits 99(a)(1) and 99(a)(2), respectively.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.


Item 9A. Controls and Procedures.

         Omitted.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

         Omitted.


Item 11. Executive Compensation.

         Omitted.


Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

         Omitted.


Item 13. Certain Relationships and Related Transactions.

         Omitted.


Item 14. Principal Accountant Fees and Services.

         Omitted.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         (a)      Exhibits

            1 Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act. (Exhibit 31)

            2 Annual Independent Accountants' Report for the Registrant's REMIC Pass-Through Certificates (Exhibit 99(a)(2))

            3       Management's assertion letter (Exhibit 99(a)(2))


          (b)     Current Reports on Form 8-K

                  The Registrant filed the following Current Reports on Form 8-K during the fiscal year ended December 31, 2003 relating to the REMIC Pass-Through Certificates Series 2002-1 and 2003-1 through 2003-4:

     Series                Date of Report
     ------                --------------
     CFMSI 2002-1          January 27, 2003, January 31, 2003, February 26, 2003, March 28, 2003, April 28, 2003, May 28, 2003,
                           June 26, 2003, July 29, 2003, August 26, 2003, September 25, 2003, October 27, 2003, November 25, 2003,
                           and December 30, 2003

     CFMSI 2003-1          February 21, 2003, February 24, 2003, March 28, 2003, April 28, 2003, May 28, 2003, June 26, 2003,
                           July 29, 2003, August 26, 2003, September 25, 2003, October 27, 2003, November 25, 2003, and December 30,
                           2003

     CFMSI 2003-2          June 11, 2003, June 13, 2003, July 29, 2003, August 26, 2003, September 25, 2003, October 27, 2003,
                           November 25, 2003, and December 30, 2003

     CFMSI 2003-3          September 16, 2003, October 27, 2003, November 25, 2003, and December 30, 2003

     CFMSI 2003-4          December 30, 2003

      The above Reports set forth under Item 5 thereof are (a) the Computational Materials (as defined in the no-action letter dated May 20, 1994 issued by the Securities and Exchange Commission to Kidder Peabody Acceptance Corporation-I, Kidder Peabody & Co. Incorporated and Kidder Structured Asset Corporation) and/or Structural Term Sheets (as defined in the no-action letter dated February 17, 1995 issued by the Securities and Exchange Commission to the Public Securities Association) that are required to be filed pursuant to such letters,
(b) the "Collateral Term Sheets" relating to the applicable Series of Certificates and (c) the monthly servicer's reports.

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


                                  CITIFINANCIAL MORTGAGE SECURITIES INC.
                                  (Registrant)


                                  By:/s/ Michael J. Tarpley
                                     ------------------------
                                  Name:  Michael J. Tarpley
                                  Title: Assistant Secretary


Dated:  March 30, 2004


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 30, 2004 by the following persons on behalf of the Registrant in the capacities indicated.

         Signature                                   Capacity
         ---------                                   --------

  /s/ David Lowman                              President and a Director
 -------------------------                  (Principal Executive Officer)
     (David Lowman)



  /s/ Bradley Brunts                                 Director
 -------------------------
     (Bradley Brunts)


  /s/ K.N. Ravishankar                   Senior Vice President, Treasurer and
 -------------------------               Director (Principal Financial Officer
     (K.N. Ravishankar)                    and Principal Accounting Officer)


                                                     Director
 -------------------------
     (David A. Vanasky)

                                  EXHIBIT INDEX


Exhibit No.

31 Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act.

99(a)(1)          Annual Independent Accountants' Report for the
                  Registrant's REMIC Pass-Through Certificates

99(a)(2)          Management's assertion letter