Form 10-K
period 2004-12-31
CITIFINANCIAL MORTGAGE SECURITIES INC
filed 2005-03-31
CIK 1102620

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

                 [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

                   For the Fiscal Year Ended December 31, 2004

                            Commission file numbers:
                                    333-31964
                                   333-109143

                     CitiFinancial Mortgage Securities Inc.
        (Issuer in respect of the REMIC Pass-Through Certificates Series 2002-1, 2003-1, 2003-2, 2003-3, 2003-4 and 2004-1 (the "Certificates"))
     -----------------------------------------------------------------------
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
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

     Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2). Yes       No   X
                                        -----     -----

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked priced of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. NOT APPLICABLE

      Introductory note: This Annual Report on Form 10-K is filed in the manner described in various "no-action" letters issued by the Office of the General Counsel from time to time. Accordingly, responses to certain items have been omitted from or modified in this Annual Report.



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


Item 4.  Submission of Matters to a Vote of Security-Holders.

         None.

                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

         (a) To the best of Registrant's knowledge, there is no established public trading market for the Certificates.

         (b) As of December 31, 2004, the number of holders of the Certificates was as follows:

                                                                 Number of
                    Series                                        Holders
                    ------                                       ---------
                    2002-1                                          19
                    2003-1                                          18
                    2003-2                                          24
                    2003-3                                          31
                    2003-4                                          29
                    2004-1                                          33


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

Item 9B. Other Information.

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

         Omitted.


Item 13. Certain Relationships and Related Transactions.

         Omitted.


Item 14. Principal Accountant Fees and Services.

         Omitted.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules.

         (a)      Exhibits

            1 Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act. (Exhibit 31)

            2 Annual Independent Accountants' Report for the Registrant's REMIC Pass-Through Certificates (Exhibit 99(a)(2))

            3       Management's assertion letter (Exhibit 99(a)(2))


          (b)     Current Reports on Form 8-K

                  The Registrant filed the following Current Reports on Form 8-K during the fiscal year ended December 31, 2004 relating to the REMIC Pass-Through Certificates Series 2002-1, 2003-1 through 2003-4, and 2004-1:

     Series                Date of Report
     ------                --------------
     CFMSI 2002-1          January 26, 2004, February 25, 2004, March 25, 2004, April 26, 2004, May 25, 2004, June 25, 2005,
                           July 26, 2004, August 25, 2004, September 27, 2004, October 25, 2004, November 26, 2004, and December 27,
                           2004

     CFMSI 2003-1          January 26, 2004, February 25, 2004, March 25, 2004, April 26, 2004, May 25, 2004, June 25, 2005,
                           July 26, 2004, August 25, 2004, September 27, 2004, October 25, 2004, November 26, 2004, and December 27,
                           2004

     CFMSI 2003-2          January 26, 2004, February 25, 2004, March 25, 2004, April 26, 2004, May 25, 2004, June 25, 2005,
                           July 26, 2004, August 25, 2004, September 27, 2004, October 25, 2004, November 26, 2004, and December 27,
                           2004

     CFMSI 2003-3          January 26, 2004, February 25, 2004, March 25, 2004, April 26, 2004, May 25, 2004, June 25, 2005,
                           July 26, 2004, August 25, 2004, September 27, 2004, October 25, 2004, November 26, 2004, and December 27,
                           2004

     CFMSI 2003-4          January 26, 2004, February 25, 2004, March 25, 2004, April 26, 2004, May 25, 2004, June 25, 2005,
                           July 26, 2004, August 25, 2004, September 27, 2004, October 25, 2004, November 26, 2004, and December 27,
                           2004

     CFMSI 2004-1          March 23, 2004, April 26, 2004, May 25, 2004, June 25, 2005, July 26, 2004, August 25, 2004,
                           September 27, 2004, October 25, 2004, November 26, 2004, and December 27, 2004

      The above Reports set forth under Items 5 and 8.01 thereof are (a) for Series 2004-1, the Computational Materials (as defined in the no-action letter dated May 20, 1994 issued by the Securities and Exchange Commission to Kidder Peabody Acceptance Corporation-I, Kidder Peabody & Co. Incorporated and Kidder Structured Asset Corporation) and/or Structural Term Sheets (as defined in the no-action letter dated February 17, 1995 issued by the Securities and Exchange Commission to the Public Securities Association) that are required to be filed pursuant to such letters, (b) for Series 2004-1, the "Collateral Term Sheets" relating to the applicable Series of Certificates and (c) for all Series, the monthly servicer's reports.

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


                                  CITIFINANCIAL MORTGAGE SECURITIES INC.
                                  (Registrant)


                                  By:/s/ Michael J. Tarpley
                                     ------------------------
                                  Name:  Michael J. Tarpley
                                  Title: Assistant Secretary


Dated:  March 31, 2005


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 31, 2005 by the following persons on behalf of the Registrant in the capacities indicated.

         Signature                                   Capacity
         ---------                                   --------

  /s/ Eugene R. Shutt                         President and a Director
 -------------------------                  (Principal Executive Officer)
     (Eugene R. Shutt)



  /s/ Bradley Brunts                                 Director
 -------------------------
     (Bradley Brunts)


  /s/ K.N. Ravishankar                   Senior Vice President, Treasurer and a
 -------------------------               Director (Principal Financial Officer
     (K.N. Ravishankar)                    and Principal Accounting Officer)


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