Form 10-K
period 2005-12-31
CITIFINANCIAL MORTGAGE SECURITIES INC
filed 2006-03-31
CIK 1102620

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

                   For the Fiscal Year Ended December 31, 2005

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

Securities registered pursuant to Section 12(g) of the Act:  CERTIFICATES

     Indicate by check mark if the registrant is a well-known seasoned issuer,
as defined in Rule 405 of the Securities Act.   Yes       No   X
                                                   -----     -----

     Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.   Yes       No   X
                                                         -----     -----

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes  X    No
                                                -----     -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "Accelerated Filer and Large Accelerated Filer" in Rule 12B-2 of the Exchange Act
(check one):
Large Accelerated Filer      Accelerated Filer       Non-accelerated Filer  X
                       -----                  -----                       -----

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Act)   Yes       No   X
                                       -----     -----

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



                                     PART I

Item 1.  Business.

         The sole business of CitiFinancial Mortgage Securities Inc. ("CFMSI") is the issuance of mortgage-backed securities, each series of which represents the entire beneficial interest in a segregated pool of subprime one- to four-family mortgage loans, as described in its Registration Statements on Form S-3 (Nos. 333-31964 and 333-109143). The servicer is CitiFinancial Mortgage Company, Inc.


Item 1A. Risk Factors.

         Omitted.


Item 1B. Unresolved Staff Comments.

         None.


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

         (b) As of December 31, 2005, the number of holders of each series of the Certificates was fewer than 50.


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

         Omitted.


Item 13. Certain Relationships and Related Transactions.

         Omitted.


Item 14. Principal Accountant Fees and Services.

         Omitted.

                                     PART IV

Item 15. Exhibits and Financial Statement Schedules.

         (a)      Exhibits

            1 Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act. (Exhibit 31)

            2 Annual Independent Accountants' Report for the Registrant's REMIC Pass-Through Certificates (Exhibit 99(a)(1))

            3       Management's assertion letter (Exhibit 99(a)(2))


          (b)     Current Reports on Form 8-K

                  The Registrant filed the following Current Reports on Form 8-K during the fiscal year ended December 31, 2005 relating to the REMIC Pass-Through Certificates Series 2002-1, 2003-1 through 2003-4, and 2004-1:

     Series                Date of Report
     ------                --------------
     CFMSI 2002-1          December 27, 2004, January 25, 2005, February 25, 2005, March 25, 2005, April 25, 2005, May 25, 2005,
                           June 27, 2005, July 25, 2005, August 25, 2005, September 26, 2005, October 25, 2005, and November 25,
                           2005

     CFMSI 2003-1          December 27, 2004, January 25, 2005, February 25, 2005, March 25, 2005, April 25, 2005, May 25, 2005,
                           June 27, 2005, July 25, 2005, August 25, 2005, September 26, 2005, October 25, 2005, and November 25,
                           2005

     CFMSI 2003-2          December 27, 2004, January 25, 2005, February 25, 2005, March 25, 2005, April 25, 2005, May 25, 2005,
                           June 27, 2005, July 25, 2005, August 25, 2005, September 26, 2005, October 25, 2005, and November 25,
                           2005

     CFMSI 2003-3          December 27, 2004, January 25, 2005, February 25, 2005, March 25, 2005, April 25, 2005, May 25, 2005,
                           June 27, 2005, July 25, 2005, August 25, 2005, September 26, 2005, October 25, 2005, and November 25,
                           2005

     CFMSI 2003-4          December 27, 2004, January 25, 2005, February 25, 2005, March 25, 2005, April 25, 2005, May 25, 2005,
                           June 27, 2005, July 25, 2005, August 25, 2005, September 26, 2005, October 25, 2005, and November 25,
                           2005

     CFMSI 2004-1          December 27, 2004, January 25, 2005, February 25, 2005, March 25, 2005, April 25, 2005, May 25, 2005,
                           June 27, 2005, July 25, 2005, August 25, 2005, September 26, 2005, October 25, 2005, and November 25,
                           2005

      The monthly servicer's reports for each such series are set forth in the above Current Reports on Form 8-K under Item 8.01 thereof.

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


                                  CITIFINANCIAL MORTGAGE SECURITIES INC.
                                  (Registrant)


                                  By:/s/ Michael J. Tarpley
                                     ------------------------
                                  Name:  Michael J. Tarpley
                                  Title: Assistant Secretary


Dated:  March 24, 2006


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 24, 2006 by the following persons on behalf of the Registrant in the capacities indicated.

         Signature                                   Capacity
         ---------                                   --------

  /s/ William Beckmann                               President
 -------------------------                  (Principal Executive Officer)
     (William Beckmann)


  /s/ Bradley Brunts                                 Director
 -------------------------
     (Bradley Brunts)


  /s/ Paul Ince                         Senior Vice President, Treasurer and a
 -------------------------               Director (Principal Financial Officer
     (Paul Ince)                           and Principal Accounting Officer)


  /s/ Eugene R. Schutt                               Director
 -------------------------
     (Eugene R. Schutt)

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